Form 10-Q
period 2021-03-31
Switchback II Corp
filed 2021-05-24
CIK 1829730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to________________

Switchback II Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39863	98-1564143
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

5949 Sherry Lane, Suite 1010 Dallas, Texas (Address Of Principal Executive Offices)	75225 (Zip Code)

(972) 514-9535

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 24, 2021, 31,625,000 Class A ordinary shares, par value $0.0001 per share, and 7,906,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

SWITCHBACK II CORPORATION

Form 10-Q

For the quarterly period ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SWITCHBACK II CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$ 749,381	$ -
Prepaid expenses	892,227	-
Total current assets	1,641,608	-
Investments held in Trust Account	316,257,330	-
Deferred offering costs	-	313,667
Total Assets	$ 317,898,938	$ 313,667

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ 297,928	$ 41,258
Accrued expenses	148,748	207,000
Due to related party	20,000	-
Note payable - related party	-	74,992
Total current liabilities	466,676	323,250
Deferred legal fees	175,000	-
Deferred underwriting commissions	11,068,750	-
Derivative warrant liabilities	25,018,750	-
Total liabilities	36,729,176	323,250

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 27,616,976 and -0- shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	276,169,760	-

Shareholders' Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,008,024 and -0- shares issued and outstanding (excluding 27,616,976 and -0- shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	401	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,906,250 shares issued and outstanding at March 31, 2021 and December 31, 2020	791	791
Additional paid-in capital	13,009,352	24,209
Accumulated deficit	(8,010,542)	(34,583)
Total shareholders' equity	5,000,002	(9,583)
Total Liabilities and Shareholders' Equity	$ 317,898,938	$ 313,667

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWITCHBACK II CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$283,266
Administrative expenses - related party	52,903
Loss from operations	(336,169)
Other income (expense)
Change in fair value of derivative warrant liabilities	(5,858,750)
Financing costs - derivative warrant liabilities	(567,370)
Loss upon issuance of private placement warrants	(1,221,000)
Net gain from investments held in Trust Account	7,330
Net loss	$(7,975,959)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	31,625,000
Basic and diluted net income per share, Class A ordinary shares	$0.00
Basic and diluted weighted average shares outstanding of Class B ordinary shares, excludes shares subject to forfeiture	7,780,208
Basic and diluted net loss per share, Class B ordinary shares, excludes shares subject to forfeiture	$(0.87)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWITCHBACK II CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

		Ordinary Shares			Additional		Total
		Class A		Class B	Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	-	$-	7,906,250	$791	$24,209	$(34,583)	$(9,583)
Sale of units in initial public offering, less fair value of public warrants	31,625,000	3,163	-	-	306,632,837	-	306,636,000
Offering costs	-	-	-	-	(17,480,696)	-	(17,480,696)
Shares subject to possible redemption	(27,616,976)	(2,762)	-	-	(276,166,998)	-	(276,169,760)
Net loss	-	-	-	-	-	(7,975,959)	(7,975,959)
Balance - March 31, 2021 (Unaudited)	4,008,024	$401	7,906,250	$791	$13,009,352	$(8,010,542)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWITCHBACK II CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(7,975,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	5,858,750
Financing costs - derivative warrant liabilities	567,370
Loss upon issuance of private placement warrants	1,221,000
Net gain from investments held in Trust Account	(7,330)
Changes in operating assets and liabilities:
Prepaid expenses	(892,227)
Accounts payable	67,870
Accrued expenses	43,748
Due to related party	20,000
Net cash used in operating activities	(1,096,778)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(316,250,000)
Net cash used in investing activities	(316,250,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(82,441)
Proceeds received from initial public offering, gross	316,250,000
Proceeds received from private placement	8,325,000
Offering costs paid	(6,396,400)
Net cash provided by financing activities	318,096,159

Net increase in cash	749,381

Cash - beginning of the period	-
Cash - ending of the period	$749,381

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$188,800
Offering costs included in accrued expenses	$100,000
Offering costs paid by related party under promissory note	$7,449
Reversal of accrued expenses	$(202,000)
Deferred underwriting commissions	$11,068,750
Deferred legal fees	$175,000
Initial value of Class A ordinary shares subject to possible redemption	$282,352,680
Change in value of Class A ordinary shares subject to possible redemption	$(6,182,920)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Organization and General

Switchback II Corporation (the "Company") is a blank check company incorporated as a Cayman Islands exempted company on October 7, 2020. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities ("Business Combination").

As of March 31, 2021, the Company had not yet commenced operations. All activity for the period from October 7, 2020 (inception) through March 31, 2021 relates to the Company's formation and the initial public offering (the “Initial Public Offering”), which is described below, and search for target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is NGP Switchback II, LLC, a Delaware limited liability company (the "Sponsor"). The registration statement for the Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, the Company consummated its Initial Public Offering of 31,625,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), including 4,125,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $316.3 million, and incurring offering costs of approximately $18.0 million, of which approximately $11.1 million was for deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,550,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $8.3 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $316.3 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the Trust Account may be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which will be invested only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company's management has broad discretion with respect to the specific application of the net proceeds from its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company's initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust). However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act.

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Shareholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share), plus any pro rata interest earned on the funds held in the Trust Account (such interest shall be net of taxes payable) and not previously released to the Company to pay its taxes. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination. If the Company submits a Business Combination to the Public Shareholders for a vote, the Company will complete the Business Combination only if the Company obtains the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted and who vote at a general meeting. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the Company’s amended and restated memorandum and articles of association (the "Amended and Restated Memorandum and Articles of Association"), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the "SEC"), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the "Initial Shareholders") have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a partnership, limited partnership, syndicate, or other group for the purposes of acquiring, holding, or disposing of Public Shares, will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s executive officers and directors have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) in a manner that would affect the substance or timing of the Company's obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the timeframe described below or (B) with respect to any other provision relating to the rights of holders of Public Shares or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or January 12, 2023 (the "Combination Period"), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case  to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent public accountants) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company's indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act"). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company's independent public accountants), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $749,000 in operating account and working capital of approximately $1.2 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $300,000 from the Sponsor pursuant to the Note (as defined in Note 4) of which approximately $75,000 was outstanding as of December 31, 2020, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on January 12, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

In April 2021, the Company identified an error in its accounting treatment for both its public and private warrants (Warrants) as presented in its audited balance sheet as of January 12, 2021 included in its Current Report on Form 8-K. The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections issued by the Financial Accounting Standards Board (“FASB”) and Staff Accounting Bulletin 99, "Materiality" ("SAB 99") issued by the SEC, the Company determined the impact of the error was immaterial. The impact of the error correction is reflected in the unaudited condensed financial statements contained herein, which resulted in a $19.2 million increase to the derivative warrant liabilities line item, and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item recorded as part of the activity in the period from January 12, 2021 through March 31, 2021 as reported herein.  There has been no change to total shareholders’ equity as reported.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021, there were no cash equivalents held outside the Trust Account.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investment (net), dividends and interest held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, due to related party, and note payable – related party approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 6,325,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,550,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Black-Scholes option pricing model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes option pricing model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 27,616,976 and -0- Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s balance sheet.

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

For income tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 11,875,000 of the Company’s Class A ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $7,000 for the three months ended March 31, 2021 by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $8.0 million, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

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

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 — Related Party Transactions

Founder Shares

On October 8, 2020, the Sponsor paid an aggregate of $25,000 for certain expenses on the Company’s behalf in exchange for issuance of 7,906,250 Class B ordinary shares (the "Founder Shares"). On October 27, 2020, the sponsor surrendered an aggregate of 718,750 Class B ordinary shares to the Company at no cost. In January 2021, the Company effected a share capitalization with respect to Class B ordinary shares of 718,750 shares thereof, resulting in an aggregate of 7,906,250 Class B ordinary shares outstanding. All shares and associated amounts had been retroactively adjusted to reflect the share surrender and the share capitalization. The Sponsor agreed to forfeit up to an aggregate of 1,031,250 Founder Shares to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 8, 2021, the underwriter fully exercised its over-allotment option; thus, these 1,031,250 Founder Shares are no longer subject to forfeiture.

The Initial Shareholders have agreed not to transfer, assign or sell any Founder Shares held by them until one year after the date of the consummation of the initial Business Combination or earlier if, subsequent to the initial Business Combination, (i) the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the consummation of the initial Business Combination or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

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

Related Party Loans

On October 8, 2020, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the "Note"). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of December 31, 2020, the Company borrowed approximately $75,000 under the Note. Subsequent to December 31, 2020, the Company borrowed an additional $7,000 under the Note. On January 12, 2021, the then outstanding Note balance of $82,000 was repaid in full.

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender's discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange (the “NYSE”) through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor $20,000 per month for certain office space, utilities, secretarial support and administrative services.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and consummating an initial Business Combination. Any payments made by the Company to the Sponsor, executive officers or directors, or the Company’s or their affiliates prior to an initial Business Combination will be made using funds held outside the Trust Account.

For the three months ended March 31, 2021, the Company incurred approximately $53,000 for these services which is included in Administrative expenses — related party on the accompanying statement of operations. There was approximately $34,000 outstanding balance under the administrative services agreement as of March 31, 2021.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities, having a value of at least $25 million in the aggregate, are entitled to make up to three demands that we offer such securities in an underwritten offering. In addition, the holders have certain “piggy-back” registration rights with respect to certain underwritten offerings that the Company may conduct. The Company will bear the expenses incurred in connection with registering these securities.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus for the Initial Public Offering to purchase up to 4,125,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On January 8, 2021, the underwriter fully exercised its over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $6.3 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or approximately $11.1 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Deferred Legal Fees Associated with the Initial Public Offering

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees for services rendered in connection with the Initial Public Offering until the closing of the initial Business Combination. As of March 31, 2021, the Company recorded an aggregate of $175,000 in connection with such arrangement as deferred legal fees in the accompanying unaudited condensed balance sheet.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Derivative Warrant Liabilities

As of March 31, 2021, the Company has 6,325,000 Public Warrants and 5,550,000 Private Placement Warrants outstanding. There were no warrants outstanding at December 31, 2020.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or deemed to be exempt from registration under the securities laws of the state of residence of the holder. The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants. The Company agreed to use its commercially reasonable efforts to cause such registration statement to become effective and to maintain the effectiveness of such registration statement and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire as specified in the warrant agreement. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a "covered security" under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise Public Warrants to do so on a "cashless basis" and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement and use commercially reasonable efforts to register or qualify the shares issuable upon exercise of the Public Warrant under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, (i) the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, (ii) the $18.00 per share redemption trigger price described

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

under “Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, (iii) the $10.00 per share redemption trigger price described under “Redemption of warrants for ordinary shares when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price, and (iv) the $12.00 per share trigger price described in Note 7 - Founder Shares Earnout will be adjusted (to the nearest cent) to be equal to 120% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers' permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Additionally, the Private Placement Warrants may be exercised for cash or on a cashless basis.

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•

if, and only if, the last sale price of the Company’s Class A ordinary shares has been at least $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within the 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrantholders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period.

Redemption of warrants for ordinary shares when the price per Class A ordinary share equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•	at a price of $0.10 per warrant
•

upon a minimum of 30 days’ prior written notice of redemption provided that, during the 30-day redemption period, holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares; and

•

if, and only if, the reported last sale price of the Company’s Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrantholders.

The “fair market value” of Class A ordinary shares for the above purpose shall mean the average last reported sale price of the Class A ordinary shares for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire without value to holders.

Note 7 — Shareholders’ Equity

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company's Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 31,625,000 and -0- Class A ordinary shares issued and outstanding, respectively, including 27,616,976 and -0- Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2021, there were 7,906,250 Class B ordinary shares issued and outstanding, as retroactively restated to reflect the share surrender and the share capitalization as discussed in Note 4. Of the 7,906,250 Class B ordinary shares outstanding, up to 1,031,250 Class B ordinary shares were subject to forfeiture, to the Company by the Sponsor for no consideration to the extent that the underwriters’ option to purchase additional units was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 8, 2021, the underwriter fully exercised its over-allotment option; thus, these 1,031,250 Class B ordinary shares are no longer subject to forfeiture.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination).

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds	$ 316,257,330	$ -	$ -
Liabilities:
Derivative warrant liabilities - Public	$ 12,586,750	$ -	$ -
Derivative warrant liabilities - Private	$ -	$ -	$ 12,432,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in February 2021, when the Public Warrants were separately listed and traded.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Black-Scholes option pricing model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes option pricing model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since February 2021. The Company recognized $19,160,000 for the derivative warrant liabilities upon their issuance on January 12, 2021. The Sponsor paid an aggregate of $9,546,000 for Private Placement Warrants with an initial aggregate fair value of 8,325,000. The excess of the initial fair value over the purchase price on the private placement closing date of $1,221,000 is recognized as a loss upon issuance of Private Placement Warrants. In the Company’s statement of operations. For the three months ended March 31, 2021, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $5.9 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Option Pricing simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, probability of a successful business combination and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The probability of a successful business combination is based on discussions with the Company’s management. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of January 12, 2021	As of March 31, 2021
Volatility	31.5%	33.5%
Stock price	$9.62	$9.83
Expected life of the options to convert	5	5
Probability of a business combination	80.00%	90.00%
Risk-free rate	0.61%	0.92%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the three months ended March 31, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$-
Issuance of Public and Private Warrants	19,160,000
Transfer of Public Warrants to Level 1	(9,614,000)
Change in fair value of derivative warrant liabilities	2,886,000
Level 3 - Derivative warrant liabilities at March 31, 2021	$12,432,000

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the balance sheet was available for issuance. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On May 11, 2021, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Maverick Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Bird Rides, Inc., a Delaware corporation (“Bird”), and Bird Global, Inc., a Delaware corporation and wholly owned subsidiary of Bird (“Holdings”), pursuant to which, among other things, (i) the Company will merge with and into Holdings (the “Domestication Merger”), with Holdings surviving the merger (Holdings, in its capacity as the surviving corporation of the Domestication Merger, the “Surviving Corporation”) and (ii) following the closing of the Domestication Merger, Merger Sub will merge with and into Bird (the “Acquisition Merger” and, together with the Domestication Merger, the “Mergers”), with Bird surviving the Acquisition Merger as a wholly owned subsidiary of the Surviving Corporation. The Mergers, together with the other transactions related thereto, are referred to herein as the “Proposed Transactions.” The parties expect the Proposed Transactions to be completed in the third calendar quarter of 2021, subject to, among other things, the approval of the Proposed Transactions by the Company’s shareholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions.

Company Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Bird delivered to the Company a stockholder support agreement (the “Support Agreement”), pursuant to which certain stockholders of Bird with ownership interests sufficient to approve the Proposed Transactions on behalf of Bird (the “Written Consent Parties”), have agreed to support the approval and adoption of the transactions contemplated by the Business Combination Agreement, including agreeing to execute and deliver the written consent of the requisite stockholders of Bird in favor of the approval and adoption of the Business Combination Agreement and the Mergers and all other transactions contemplated by the Business Combination Agreement within 48 hours of the Registration Statement (as defined in the Business Combination Agreement) becoming effective. The Support Agreement will terminate upon the earlier to occur of (i) the effectiveness of the Acquisition Merger, (ii) the date of the termination of the Business Combination Agreement in accordance with its terms and (iii) the effective date of a written agreement of the Company, Bird and the Written Consent Parties terminating the Support Agreement.

Amended and Restated Registration Rights Agreement

In connection with the closing of the Acquisition Merger (the “Acquisition Closing”), that certain Registration Rights Agreement dated January 7, 2021 will be amended and restated and the Surviving Corporation, certain shareholders of the Company (the “SPAC Holders”) and certain stockholders of Bird (the “Bird Holders” and together with the SPAC Holders, the “Reg Rights Holders”) will enter into that amended and restated Registration Rights Agreement attached as an exhibit to the Business Combination Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Surviving Corporation will agree that, within 20 business days after the consummation of the Proposed Transactions, the Surviving Corporation will use its commercially reasonable efforts to file with the SEC a registration statement registering the resale of certain securities (the “Resale Registration Statement”), and the Surviving Corporation will use its commercially reasonable efforts to have the Resale Registration Statement become effective after the filing thereof. In certain circumstances, the Bird Holders can demand up to three underwritten offerings, the SPAC Holders can demand up to three underwritten offerings, the Reg Rights Holders can demand up to four block trades in any 12-month period and the Reg Rights Holders will be entitled to customary piggyback registration rights.

Founder Shares Letter

In connection with the execution of the Business Combination Agreement, the Sponsor and certain officers and directors of the Company (such holders, together with the Sponsor, the “Founder Shareholders”), entered into a letter agreement (the “Founders Shares Letter”) with the Company and Bird pursuant to which, among other things, the Founder Shareholders agreed to (a) effective upon the Acquisition Closing, waive the anti-dilution rights set forth in

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the Company’s organizational documents and (b) vote all Founder Shares held by them in favor of the adoption and approval of the Business Combination Agreement and the Proposed Transactions.

Amendment to the IPO Letter Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Sponsor and certain officers and directors of the Company have entered into an amendment to the Letter Agreement, dated January 7, 2021 (the “Letter Agreement Amendment”), pursuant to which such parties have agreed, effective upon the Acquisition Closing, to subject (i) 988,281 Founder Shares held by them (including any shares of Class A Common Stock, par value $0.0001 per share, of the Surviving Corporation (the “Surviving Corporation Class A Common Stock”) issued in exchange therefor in the Proposed Transactions), on a pro rata basis, to potential forfeiture if the average reported last sale price of one share of Surviving Corporation Class A Common Stock quoted on the NYSE (or the exchange on which the shares of Surviving Corporation Class A Common Stock are then listed) is not greater than or equal to $12.50 for any ten trading days within any 20 consecutive trading day period within the five-year period following the Acquisition Closing and (ii) 988,281 Founder Shares held by them (including any Surviving Corporation Class A Common Stock issued in exchange therefor in the Proposed Transactions), on a pro rata basis, to potential forfeiture if the average reported last sale price of one share of Surviving Corporation Class A Common Stock quoted on the NYSE (or the exchange on which the shares of Surviving Corporation Class A Common Stock are then listed) is not greater than or equal to $15.00 for any ten trading days within any 20 consecutive trading day period within the five-year period following the Acquisition Closing.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, the Company entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (collectively, the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, and the Company agreed that the Surviving Corporation will sell to the PIPE Investors, an aggregate of 16,000,000 shares of Surviving Corporation Class A Common Stock for a purchase price of $10.00 per share (the “Acquired Shares”) in a private placement or placements (the “Private Placements”) and an aggregate purchase price of $160,000,000.

The closing of the sale of the Acquired Shares pursuant to the Subscription Agreements will take place substantially concurrently with the Acquisition Closing and is contingent upon, among other customary closing conditions, the subsequent consummation of the Proposed Transactions. The purpose of the Private Placements is to raise additional capital for use by the combined company following the Acquisition Closing.

Pursuant to the Subscription Agreements, the Company agreed that, within 15 business days after consummation of the Proposed Transactions, the Surviving Corporation will file with the SEC (at the Surviving Corporation’s sole cost and expense) a registration statement registering the resale of the Acquired Shares (the “PIPE Resale Registration Statement”), and the Company will use its commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective as soon as practicable after the filing thereof but no later than the earlier of (i) 60 calendar days (or 90 calendar days if the SEC notifies the Surviving Corporation that it will review the PIPE Resale Registration Statement) following the Acquisition Closing and (ii) the tenth business day after the SEC notifies the Surviving Corporation that the registration statement will not be reviewed or will not be subject to further review.

Registration Statement on Form S-4

In connection with the Proposed Transactions, on May 14, 2021, Holdings filed a registration statement on Form S-4 (the “Registration Statement”) with the SEC, which includes a preliminary proxy statement of the Company and prospectus of Holdings. The Company and Holdings also plan to file other documents with the SEC regarding the Proposed Transactions. After the Registration Statement has been cleared by the SEC, a definitive proxy statement will be mailed to the shareholders of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Switchback II Corporation,” “Switchback II,” “our,” “us” or “we” refer to Switchback II Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on October 7, 2020. We were formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is NGP Switchback II, LLC, a Delaware limited liability company ("Sponsor"). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on January 7, 2021. On January 12, 2021, we consummated the Initial Public Offering of 31,625,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), including 4,125,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $316.3 million, and incurring offering costs of approximately $18.0 million, of which approximately $11.1 million was for deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 5,550,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $8.3 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $316.3 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the Trust Account may be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which will be invested only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect  the specific application of the net proceeds from its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust

Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust). However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or January 12, 2023 (the "Combination Period"), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $749,000 in our operating account and working capital of approximately $1.2 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $300,000 from the Sponsor pursuant to the Note (as defined in Note 4) of which approximately $75,000 was outstanding as of December 31, 2020, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on January 12, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity from inception through January 12, 2021 was in preparation for our Initial Public Offering. Since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not be generating any operating revenues until the completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2021, we had a net loss of approximately $8.0 million, which consisted of approximately $283,000 million in general and administrative expenses, $1.3 million in administrative expenses – related to the excess fair value of the Private Placement Warrants over the cash received from the Sponsor, approximately $5.9 million in change in fair value of derivative warrant liabilities, and approximately $567,000 in financing costs – derivative warrant liabilities, offset by approximately $7,000 in net gain from investments held in Trust Account.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities, having a value of at least $25 million in the aggregate, are entitled to make up to three demands that we offer such securities in an underwritten offering. In addition, the holders have certain “piggy-back” registration rights with respect to certain underwritten offerings we may conduct. We will bear the expenses incurred in connection with registering these securities.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus for the Initial Public Offering to purchase up to 4,125,000 additional Units at the Public Offering price less the underwriting discounts and commissions. On January 8, 2021, the underwriter fully exercised its over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $6.3 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or approximately $11.1 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement.

Proposed Business Combination

Business Combination Agreement

On May 11, 2021, we entered into a business combination agreement (the “Business Combination Agreement”) with Maverick Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of ours (“Merger Sub”), Bird Rides, Inc., a Delaware corporation (“Bird”), and Bird Global, Inc., a Delaware corporation and wholly owned subsidiary of Bird (“Holdings”), pursuant to which, among other things, (i) the Company will merge with and into Holdings (the “Domestication Merger”), with Holdings surviving the merger (Holdings, in its capacity as the surviving corporation of the Domestication Merger, the “Surviving Corporation”) and (ii) following the closing of the Domestication Merger, Merger Sub will merge with and into Bird (the “Acquisition Merger” and, together with the Domestication Merger, the “Mergers”), with Bird surviving the Acquisition Merger as a wholly owned subsidiary of the Surviving Corporation. The Mergers, together with the other transactions related thereto, are referred to herein as the “Proposed Transactions.” The parties expect the Proposed Transactions to be completed in the third calendar quarter of 2021, subject to, among other things, the approval of the Proposed Transactions by our shareholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions.

Company Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Bird delivered to us a stockholder support agreement (the “Support Agreement”), pursuant to which certain stockholders of Bird with ownership interests sufficient to approve the Proposed Transactions on behalf of Bird (the “Written Consent Parties”), have agreed to support the approval and adoption of the transactions contemplated by the Business Combination Agreement, including agreeing to execute and deliver the written consent of the requisite stockholders of Bird in favor of the approval and adoption of the Business Combination Agreement and the Mergers and all other transactions contemplated by the Business Combination Agreement within 48 hours of the Registration Statement (as defined in the Business Combination Agreement) becoming effective. The Support Agreement will terminate upon the earlier to occur of (i) the effectiveness of the Acquisition Merger, (ii) the date of the termination of the Business Combination Agreement in accordance with its terms and (iii) the effective date of a written agreement of the Company, Bird and the Written Consent Parties terminating the Support Agreement.

Amended and Restated Registration Rights Agreement

In connection with the closing of the Acquisition Merger (the “Acquisition Closing”), that certain Registration Rights Agreement dated January 7, 2021 will be amended and restated and the Surviving Corporation, certain of our shareholders (the “SPAC Holders”) and certain stockholders of Bird (the “Bird Holders” and together with the SPAC Holders, the “Reg Rights Holders”) will enter into that amended and restated Registration Rights Agreement attached as an exhibit to the Business Combination Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Surviving Corporation will agree that, within 20 business days after the consummation of the Proposed Transactions, the Surviving Corporation will use its commercially reasonable efforts to file with the SEC a registration statement registering the resale of certain securities (the “Resale Registration Statement”), and the Surviving Corporation will use its commercially reasonable efforts to have the Resale Registration Statement become effective after the filing thereof. In certain circumstances, the Bird Holders can demand up to three underwritten offerings, the SPAC Holders can demand up to three underwritten offerings, the Reg Rights Holders can demand up to four block trades in any 12-month period and the Reg Rights Holders will be entitled to customary piggyback registration rights.

Founder Shares Letter

In connection with the execution of the Business Combination Agreement, the Sponsor and certain of our officers and directors (such holders, together with the Sponsor, the “Founder Shareholders”), entered into a letter agreement (the “Founders Shares Letter”) with the Company and Bird pursuant to which, among other things, the Founder Shareholders agreed to (a) effective upon the Acquisition Closing, waive the anti-dilution rights set forth in the Company’s organizational documents and (b) vote all Founder Shares held by them in favor of the adoption and approval of the Business Combination Agreement and the Proposed Transactions.

Amendment to the IPO Letter Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Sponsor and certain of our officers and directors have entered into an amendment to the Letter Agreement, dated January 7, 2021 (the “Letter Agreement Amendment”), pursuant to which such parties have agreed, effective upon the Acquisition Closing, to subject (i) 988,281 Founder Shares held by them (including any shares of Class A Common Stock, par value $0.0001 per share, of the Surviving Corporation (the “Surviving Corporation Class A Common Stock”) issued in exchange therefor in the Proposed Transactions), on a pro rata basis, to potential forfeiture if the average reported last sale price of one share of Surviving Corporation Class A Common Stock quoted on the NYSE (or the exchange on which the shares of Surviving Corporation Class A Common Stock are then listed) is not greater than or equal to $12.50 for any ten trading days within any 20 consecutive trading day period within the five-year period following the Acquisition Closing and (ii) 988,281 Founder Shares held by them (including any Surviving Corporation Class A Common Stock issued in exchange therefor in the Proposed Transactions), on a pro rata basis, to potential forfeiture if the average reported last sale price of one share of Surviving Corporation Class A Common Stock quoted on the NYSE (or the exchange on which the shares of Surviving Corporation Class A Common Stock are then listed) is not greater than or equal to $15.00 for any ten trading days within any 20 consecutive trading day period within the five-year period following the Acquisition Closing.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, the Company entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (collectively, the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, and the Company agreed that the Surviving Corporation will sell to the PIPE Investors, an aggregate of 16,000,000 shares of Surviving Corporation Class A Common Stock for a purchase price of $10.00 per share (the “Acquired Shares”) in a private placement or placements (the “PIPE”) and an aggregate purchase price of $160,000,000.

The closing of the sale of the Acquired Shares pursuant to the Subscription Agreements will take place substantially concurrently with the Acquisition Closing and is contingent upon, among other customary closing conditions, the subsequent consummation of the Proposed Transactions. The purpose of the PIPE is to raise additional capital for use by the combined company following the Acquisition Closing.

Pursuant to the Subscription Agreements, the Company agreed that, within 15 business days after consummation of the Proposed Transactions, the Surviving Corporation will file with the SEC (at the Surviving Corporation’s sole cost and expense) a registration statement registering the resale of the Acquired Shares (the “PIPE Resale Registration Statement”), and the Company will use its commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective as soon as practicable after the filing thereof but no later than the earlier of (i) 60 calendar days (or 90 calendar days if the SEC notifies the Surviving Corporation that it will review the PIPE Resale Registration Statement) following the Acquisition Closing and (ii) the tenth business day after the SEC notifies the Surviving Corporation that the registration statement will not be reviewed or will not be subject to further review.

Critical Accounting Policies

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 27,616,976 and -0- Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of our balance sheet.

Net loss per ordinary shares

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 11,875,000 of our Class A ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Our unaudited condensed statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the interest income (loss) earned on investment securities held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, which was approximately $7,000 for the three months ended March 31, 2021, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $8.0 million, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 6,325,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,550,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Black-Scholes option pricing model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes option pricing model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K and are not required to provide the information required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due to issues related to the accounting for the Company’s warrants, as described below.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC (the “SEC Staff”) issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity, in accordance with Accounting Standards Codification 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity (“ASC 815-40”). Since issuance on January 12, 2021, the Company’s warrants, which includes (i) 6,325,000 redeemable warrants included as a part of the Units issued by the Company in the Initial Public Offering (the “Public Warrants”) and (ii) 5,550,000 Private Placement Warrants (together with the Public Warrants, the “Warrants”), were accounted for as equity within the Company’s financial statements.

After consideration of the guidance in the SEC Staff Statement, the Company concluded that the Warrants should be accounted for as a liability and measured at fair value with changes in fair value for each period reported in the Company’s statement of operations. The Company has reflected this revision as a correction of an immaterial error in the Company’s financial statements as of and for the three month period ended March 31, 2021.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 31, 2021, except as described below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff issued the SEC Statement, which focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings (see Note 2).

As a result, included on our balance sheet as of March 31, 2021 are derivative liabilities related to the embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On October 8, 2020, our Sponsor paid an aggregate of $25,000 for certain expenses on our behalf in exchange for issuance of 7,906,250 Class B ordinary shares. On October 27, 2020, our Sponsor surrendered an aggregate of 718,750 Class B ordinary shares to us at no cost. In January 2021, we effected a share capitalization with respect to Class B ordinary shares of 718,750 shares thereof, resulting in an aggregate of 7,906,250 Founder Shares outstanding. In January 2021, our Sponsor transferred 40,000 Founder Shares to each of our independent directors at their original purchase price. The Founder Shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 5,550,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $8.3 million (Note 4). Each Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On January 12, 2021, we consummated the Initial Public Offering of 31,625,000 Units, including 4,125,000 additional Units to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $316.25 million.

On January 12, 2021, simultaneously with the closing of the Initial Public Offering, we completed the Private Placement of 5,550,000 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of approximately $8.3 million.

Goldman Sachs & Co. LLC served as the sole underwriter for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File Nos. 333-251487 and 333-251950) (the “Form S-1”). The SEC declared the Form S-1 effective on January 7, 2021.

From October 7, 2020 (inception) through March 31, 2021, we incurred approximately $18.0 million for costs and expenses related to the Initial Public Offering, including an up-front fee of approximately $6.3 million in underwriting discounts and commissions and approximately $11.1 million in deferred underwriting discounts and commissions, which amount will be payable upon consummation of our initial Business Combination. In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of March 31, 2021, the loan balance was $0. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus filed with the SEC on January 11, 2021.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $11.1 million, which amount will be payable upon consummation of our initial Business Combination) and offering expenses, the total net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants were approximately $317.3 million, of which approximately $316.3 million (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-39863) filed with the SEC on March 31, 2021).

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

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-251487) filed with the SEC on December 31, 2020)

10.7

Securities Purchase Agreement, dated October 8, 2020, between Switchback II Corporation and NGP Switchback II, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-251487) filed with the SEC on December 18, 2020)

10.8

Private Placement Warrants Purchase Agreement, dated January 7, 2021, between Switchback II Corporation and NGP Switchback II, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39863) filed with the SEC on January 12, 2021)

31.1

Certification of Co-Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Co-Chief Executive Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 24, 2021	SWITCHBACK II CORPORATION

	By:	/s/ Jim Mutrie
	Name:	Jim Mutrie
	Title:	Co-Chief Executive Officer

	By:	/s/ Scott McNeill
	Name:	Scott McNeill
	Title:	Co-Chief Executive Officer