Form 10-Q
period 2021-06-30
Switchback II Corp
filed 2021-08-16
CIK 1829730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, 31,625,000 Class A ordinary shares, par value $0.0001 per share, and 7,906,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

SWITCHBACK II CORPORATION

Form 10-Q

For the quarterly period ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SWITCHBACK II CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$236,477	$-
Prepaid expenses	783,813	-
Total current assets	1,020,290	-
Investments held in Trust Account	316,264,161	-
Deferred offering costs	-	313,667
Total Assets	$317,284,451	$313,667

Liabilities and Shareholders' Equity (Deficit):
Current liabilities:
Accounts payable	$29,219	$41,258
Accrued expenses	188,452	207,000
Due to related party	340,000	-
Note payable - related party	-	74,992
Total current liabilities	557,671	323,250
Deferred legal fees	175,000	-
Deferred underwriting commissions	11,068,750	-
Derivative warrant liabilities	18,203,500	-
Total liabilities	30,004,921	323,250

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 28,227,952 and -0- shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	282,279,520	-

Shareholders' Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,397,048 and -0- shares issued and outstanding (excluding 28,227,952 and -0- shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	340	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,906,250 shares issued and outstanding	791	791
Additional paid-in capital	7,074,653	24,209
Accumulated deficit	(2,075,774)	(34,583)
Total shareholders' equity (deficit)	5,000,010	(9,583)
Total Liabilities and Shareholders' Equity (Deficit)	$317,284,451	$313,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SWITCHBACK II CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2021
General and administrative expenses	$827,313	$1,110,579
Administrative expenses - related party	60,000	112,903
Loss from operations	(887,313)	(1,223,482)
Other income (expenses):
Change in fair value of derivative warrant liabilities	6,815,250	956,500
Offering costs - derivative warrant liabilities	-	(567,370)
Loss upon issuance of private placement warrants	-	(1,221,000)
Net gain from investments held in Trust Account	6,831	14,161
	6,822,081	(817,709)
Net income (loss)	$5,934,768	$(2,041,191)

Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	31,625,000	31,625,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00	$0.00
Basic and diluted weighted average shares outstanding of Class B non-redeemable ordinary shares	7,906,250	7,843,577
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.75	$(0.26)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SWITCHBACK II CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	-	$-	7,906,250	$791	$24,209	$(34,583)	$(9,583)
Sale of units in initial public offering, less fair value of public warrants	31,625,000	3,163	-	-	306,632,837	-	306,636,000
Offering costs	-	-	-	-	(17,480,696)	-	(17,480,696)
Change in value of Class A ordinary shares subject to possible redemption	(27,616,976)	(2,762)	-	-	(276,166,998)	-	(276,169,760)
Net loss	-	-	-	-	-	(7,975,959)	(7,975,959)
Balance - March 31, 2021	4,008,024	401	7,906,250	791	13,009,352	(8,010,542)	5,000,002
Reduction of offering costs	-	-	-	-	175,000	-	175,000
Change in value of Class A ordinary shares subject to possible redemption	(610,976)	(61)	-	-	(6,109,699)	-	(6,109,760)
Net loss	-	-	-	-	-	5,934,768	5,934,768
Balance - June 30, 2021)	3,397,048	$340	7,906,250	$791	$7,074,653	$(2,075,774)	$5,000,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SWITCHBACK II CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(2,041,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(956,500)
Offering costs - derivative warrant liabilities	567,370
Loss upon issuance of private placement warrants	1,221,000
Net gain from investments held in Trust Account	(14,161)
Changes in operating assets and liabilities:
Prepaid expenses	(783,813)
Accounts payable	(14,539)
Accrued expenses	83,452
Due to related party	340,000
Net cash used in operating activities	(1,598,382)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(316,250,000)
Net cash used in investing activities	(316,250,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(82,441)
Proceeds received from initial public offering, gross	316,250,000
Proceeds received from private placement	8,325,000
Offering costs paid	(6,407,700)
Net cash provided by financing activities	318,084,859

Net increase in cash	236,477

Cash - beginning of the period	-
Cash - end of the period	$236,477

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$2,500
Offering costs included in accrued expenses	$100,000
Offering costs paid by related party under promissory note	$7,449
Reversal of accrued expenses	$(202,000)
Deferred underwriting commissions	$11,068,750
Deferred legal fees	$175,000
Initial value of Class A ordinary shares subject to possible redemption	$282,352,680
Change in value of Class A ordinary shares subject to possible redemption	$(73,160)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1 - Description of Organization and Business Operations

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

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from October 7, 2020 (inception) through June 30, 2021 relates to the Company's formation and the initial public offering (the “Initial Public Offering”), which is described below, and search for target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Shareholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share), plus any pro rata interest earned on the funds held in the Trust Account (such interest shall be net of taxes payable) and not previously released to the Company to pay its taxes. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity" (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination. If the Company submits a Business Combination to the Public Shareholders for a vote, the Company will complete the Business Combination only if the Company obtains the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted and who vote at a general meeting. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the Company’s amended and restated memorandum and articles of association (the "Amended and Restated Memorandum and Articles of Association"), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the "SEC"), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the "Initial Shareholders") have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Proposed Business Combination

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

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Refer to the Company’s current report on Form 8-K, filed with the SEC on May 12, 2021, for more information.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $236,000 in its operating account and working capital of approximately $463,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $300,000 from the Sponsor pursuant to the Note (as defined in Note 4) of which approximately $75,000 was outstanding as of December 31, 2020, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on January 12, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Merger Sub, at June 30, 2021. All significant inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, there were no cash equivalents held outside the Trust Account.

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised.

The initial fair value of the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering were estimated using a Black-Scholes option pricing model . The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2021 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 28,227,952 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets. As of December 31, 2020, there were no Class A ordinary shares subject to possible redemption.

Income Taxes

For income tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) per Ordinary Share

The Company’s unaudited condensed consolidated statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class B ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Income from investments held in Trust Account	$6,831	$14,161
Less: Company's portion available to be withdrawn to pay taxes	-	-
Net income attributable to Class A ordinary shares	$6,831	$14,161
Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	31,625,000	31,625,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator: Net income (loss) minus net income attributable to Class A ordinary shares
Net income (loss)	$5,934,768	$(2,041,191)
Net income attributable to Class A ordinary shares	6,831	14,161
Net income (loss) attributable to Class B ordinary shares	$5,927,937	$(2,055,352)
Denominator: Weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,906,250	7,843,577
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.75	$(0.26)

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Related Party Transactions

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

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On October 8, 2020, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the "Note"). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of December 31, 2020, the Company borrowed approximately $75,000 under the Note. Subsequent to December 31, 2020, the Company borrowed an additional $7,000 under the Note. On January 12, 2021, the outstanding Note balance of $82,000 was repaid in full.

During the six months ended June 30, 2021, the Sponsor advanced approximately $340,000 to the Company to fund general administrative expenses.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender's discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

For the three and six months ended June 30, 2021, the Company incurred approximately $60,000 and $113,000 for these services which is included in administrative expenses - related party on the accompanying unaudited condensed consolidated statements of operations. There was approximately $53,000 outstanding balance under the administrative services agreement as of June 30, 2021.

Note 5 - Commitments and Contingencies

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

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Legal Fees Associated with the Initial Public Offering

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees for services rendered in connection with the Initial Public Offering until the closing of the initial Business Combination. As of June 30, 2021, the Company has $175,000 as deferred legal fees in connection with such arrangement in the accompanying unaudited condensed consolidated balance sheets.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, search for a target company, and/or ability to close the Proposed Business Combination. The specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 - Derivative Warrant Liabilities

As of June 30, 2021, the Company has 6,325,000 Public Warrants and 5,550,000 Private Placement Warrants outstanding. There were no warrants outstanding at December 31, 2020.

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

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, (i) the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, (ii) the $18.00 per share redemption trigger price described under “Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, (iii) the $10.00 per share redemption trigger price described under “Redemption of warrants for ordinary shares when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price, and (iv) the $12.00 per share trigger price described in Note 7 - Founder Shares Earnout will be adjusted (to the nearest cent) to be equal to 120% of the higher of the Market Value and the Newly Issued Price.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	at a price of $0.10 per warrant
•

upon a minimum of 30 days’ prior written notice of redemption provided that, during the 30-day redemption period, holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares; and

•

if, and only if, the reported last sale price of the Company’s Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Note 7 - Shareholders’ Equity

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company's Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 31,625,000 Class A ordinary shares issued and outstanding, including 28,227,952 Class A ordinary shares subject to possible redemption. There were no Class A ordinary shares issued and outstanding as of December 31, 2020.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 7,906,250 Class B ordinary shares issued and outstanding, as retroactively restated to reflect the share surrender and the share capitalization as discussed in Note 4.

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

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds	$316,264,161	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$8,602,000	$-	$-
Derivative warrant liabilities - Private	$-	$-	$9,601,500

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in February 2021, when the Public Warrants were separately listed and traded. There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2021.

Level 1 instruments include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

SWITCHBACK II CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Black-Scholes option pricing model and subsequently based on the listed market price of such warrants, a Level 1 measurement, since February 2021. The Private Placement Warrants have been measured at fair value using a Black-Scholes option pricing model. The Company recognized $19,160,000 for the derivative warrant liabilities upon their issuance on January 12, 2021. The Sponsor paid an aggregate of $9,546,000 for Private Placement Warrants with an initial aggregate fair value of 8,325,000. The excess of the initial fair value over the purchase price on the private placement closing date of $1,221,000 is recognized as a loss upon issuance of Private Placement Warrants in the Company’s unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2021, the Company recognized a gain to the unaudited condensed consolidated statements of operations resulting from a decrease in the fair value of liabilities of approximately $6.8 million and approximately $1.0 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in an Option Pricing simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, probability of a successful business combination and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The probability of a successful business combination is based on discussions with the Company’s management. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of January 12, 2021	As of June 30, 2021
Volatility	31.5%	24.5%
Stock price	$9.62	$9.89
Expected life of the options to convert	5	5
Probability of a business combination	80.00%	95.00%
Risk-free rate	0.61%	0.87%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the three and six months ended June 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$-
Issuance of Public and Private Warrants	19,160,000
Transfer of Public Warrants to Level 1	(9,614,000)
Change in fair value of derivative warrant liabilities	2,886,000
Level 3 - Derivative warrant liabilities at March 31, 2021	$12,432,000
Change in fair value of derivative warrant liabilities	(2,830,500)
Level 3 - Derivative warrant liabilities at June 30, 2021	$9,601,500

Note 9 - Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the balance sheet was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Switchback II Corporation,” “Switchback II,” “our,” “us” or “we” refer to Switchback II Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Refer to the Company’s current report on Form 8-K, filed with the SEC on May 12, 2021, for more information.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $236,000 in our operating account and working capital of approximately $463,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $300,000 from the Sponsor pursuant to the Note (as defined in Note 4) of which approximately $75,000 was outstanding as of December 31, 2020, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on January 12, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

For the three months ended June 30, 2021, we had net income of approximately $5.9 million, which consisted of approximately $6.8 million in non-operating gain from the change in fair value of derivative warrant liabilities, and approximately $7,000 in net gain from investments held in Trust Account, partially offset by $827,000 million in general and administrative expenses, and 60,000 in administrative expenses – related party.

For the six months ended June 30, 2021, we had a net loss of approximately $2.0 million, which consisted of approximately $1.1 million in general and administrative expenses, approximately $113,000 in administrative expenses - related party, approximately $1.2 million in loss upon issuance of private placement warrants, and approximately $567,000 in offering costs - derivative warrant liabilities, partially offset by approximately $957,000 in non-operating gain from change in fair value of derivative warrant liabilities, and approximately $14,000 in net gain from investments held in Trust Account.

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

Critical Accounting Policies

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Black-Scholes option pricing model. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 28,227,952 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed consolidated balance sheets. There were no Class A ordinary shares subject to possible redemption as of December 31, 2020.

Net income (loss) per ordinary share

Our unaudited condensed consolidated statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class B ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such warrants would be anti-dilutive.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation our principal executive officer and principal financial and accounting officer have concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities described in in our Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 24, 2021, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings (see Note 2).

As a result, included on our balance sheet as of June 30, 2021 are derivative liabilities related to the embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

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

From October 7, 2020 (inception) through March 31, 2021, we incurred approximately $18.0 million for costs and expenses related to the Initial Public Offering, including an up-front fee of approximately $6.3 million in underwriting discounts and commissions and approximately $11.1 million in deferred underwriting discounts and commissions, which amount will be payable upon consummation of our initial Business Combination. In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of June 30, 2021, the loan balance was $0. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus filed with the SEC on January 11, 2021.

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

Dated: August 16, 2021	SWITCHBACK II CORPORATION

	By:	/s/ Jim Mutrie
	Name:	Jim Mutrie
	Title:	Co-Chief Executive Officer

	By:	/s/ Scott McNeill
	Name:	Scott McNeill
	Title:	Co-Chief Executive Officer